Form 10QSB
period 2002-09-30
CANPRO PLACEMENT SERVICES INC
filed 2002-11-14
CIK 1164703

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [ ] to [ ]

Commission file number 333-82478

CANPRO PLACEMENT SERVICES INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
Suite 1600, 777 Dunsmuir Street, Vancouver, British Columbia, Canada V7Y 1K4 (Address of principal executive offices)
(604) 687-9931 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002: 5,000,000

==================================================================================

PART 1 - FINANCIAL INFORMATION

Item 1.Financial Statements

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CANPRO PLACEMENT SERVICES INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2002 $ (unaudited)	December 31, 2001 $ (audited)

Assets

Current Assets

Cash and cash equivalents	50	50

Total Assets	50	50

Liabilities and Stockholder's Deficit

Current Liabilities

Accounts payable	7,900	2,000
Due to a related party (Note 3(b))	9,590	140
Note payable to a related party (Note 3(a))	22,000	22,000

Total Current Liabilities	39,490	24,140

Stockholder's Deficit

Common Stock: 200,000,000 common shares authorized with a par value of $0.00001; 5,000,000 issued and outstanding (Note 4)	50 --	-- 50

Additional Paid-in Capital

	50	50

Deficit Accumulated During the Development Stage (Note 1)	(39,490)	(24,190)

Total Stockholder's Deficit	(39,440)	(24,090)

Total Liabilities and Stockholder's Deficit	50	50

Contingent Liability (Note 1)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from December 21, 2001 (Date of Inception) to September 30, 2002	Three month period ended September 30, 2002	Nine month period ended September 30, 2002
	$ (unaudited)	$ (unaudited)	$ (unaudited)

Revenue	-	-	-

Operating Expenses

General and administrative	11,886	34,521	11,852
Interest	2,693	607	2,587
Organizational	2,000	-	-
Professional fees	22,750	750	750
Travel	161	161	161

	39,490	5,039	15,350

Net Loss for the Period	(39,490)	(5,039)	(15,350)

Net Loss Per Share - Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		5,000,000	5,000,000

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited - prepared by management)

	Three months period ended September 30, 2002	Nine month period ended September 30, 2002	Period from December 21, 2001 (Date of Inception) to December 31, 2001
	$ (unaudited)	$ (unaudited)	$ (unaudited)

Cash Flows To Operating Activities

Net loss	5,039	(15,350)	(24,140)

Adjustment to reconcile net loss to cash
Accounts payable	2,569	5,900	2,000

Net Cash Used In Operating Activities	2,470	(9,450)	(22,140)

Cash Flows From Financing Activities

Notes payable to a related party		--	22,000
Proceeds from issuance of common shares		-	50
Due to a related party	2,470	9,450	140

Net Cash Provided By Financing Activities	2,470	9,450	22,190

Net Increase in Cash and Cash Equivalents	-	-	50

Cash and Cash Equivalents - Beginning of Period	50	50

Cash and Cash Equivalents - End of Period	50	50	50

Non-Cash Financing Activities	-	-	-

Supplemental Disclosures	-

Interest paid	-	-	-
Income taxes paid	-	-	-

1. Nature of Development Stage Activities and Operations

The Company was incorporated in the State of Nevada on December 21, 2001. The Company provides staffing services to accounting and information technology professionals. The right to exploit the business plan was acquired from the Company's President and only shareholder for no consideration. The Company is headquartered in Vancouver, British Columbia, Canada. These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which raise substantial doubt upon the validity of this assumption. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the market's acceptance of its business plan. There can be no assurance that the Company will be able to secure market acceptance. As of September 30, 2002, the Company is considered to be a development stage enterprise as the Company has not generated any revenues. The Company is continuing to develop its new business, and has experienced negative cash flow to date. Costs to date have been financed by the issuance of common stock and financing from a related party. The Company may not have sufficient working capital to sustain operations over the fiscal year. Additional debt or equity financing will be required from its existing shareholder or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its business plan and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements

During the period, the Company successfully completed its SB-2 registration statement. Management intends to raise $200,000 by issuing 2,000,000 common shares at $0.10 per share. Funds raised in the proposed equity financing will be used to fund the development of the business and to repay liabilities.

2. Summary of Significant Accounting Principles

(a) Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(b) Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that management make estimates and reasonable assumptions which impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

(c) Cash and cash equivalents

The Company considers all short-term investments with a term to maturity at the date of purchase of nine months or less to be a cash equivalents.

(d) Basic earnings (loss) per share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

(e) Foreign currency

The Company's reporting currency is the United States dollar.

Canadian operations, which have the Canadian dollar as the functional currency, are translated to United States dollars as follows: assets and liabilities are translated at the exchange rate at the balance sheet date. Revenues and expenses are translated at the average rate for the period. Exchange gains and losses resulting from the translation are excluded from the determination of income and reported as the cumulative translation adjustment in stockholder's equity.

Other exchange gains and losses arising on the settlement of foreign currency denominated monetary items are included in the statement of operations.

(f) Revenue Recognition

When engaged on a contingency basis the revenue generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. When engaged to provide a retained search service, a non-refundable up-front fee is collected. This fee is amortized as revenue over the period the Company has been retained. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period, typically 90 days.

(g) Offering Costs

In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.

(h) Interim Financial Statements

The interim unaudited financial statements for the nine months ended September 30, 2002 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Related Party Transactions and Balances

(a) The note payable represents amounts loaned to the Company by the President. The loan is unsecured, bears interest at a rate of 1.25% per month, and payable on demand.

(b) The amount owing to the President for expenses paid on behalf of the Company is non-interest bearing, unsecured and due on demand.

4. Common Stock

On December 21, 2001, the Company issued 5,000,000 shares of its common stock to the Company's founder at a par value of $0.00001 per share for proceeds of $50.

5. Financial Instruments and Risk Management

The carrying amounts of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their fair values due to their ability for prompt liquidation or short-term to maturity. The fair value of notes payable is not readily determinable due to the lack of a ready market for such indebtedness.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services. We must raise cash to implement our operations. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from this offering.

To meet our need for cash we are attempting to raise money from a securities offering. We cannot guarantee that we will be able to raise enough money through this offering to begin operations or to stay in business after operations have commenced. If we do not raise all of the money we need from this offering to start or maintain our operations, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money $200,000, from the current offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

We anticipate completing our current public offering within 180 days of our SB-2 registration statements SEC effectiveness (September 27, 2002). We expect to be fully operational within 30 days of completing our offering. Once operational, we will begin soliciting business and expect to generate revenues after approximately two months of operations. A portion of the funds received from this offering will be used to maintain our operations until be begin generating revenues.

We will not be conducting any research. Our plan of operation is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we are unable to start our operations or if we are unable to continue in business after we start our operations, because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

In the event that we raise proceeds of $200,000 we plan to hire an additional full-time employee.

Plan of Operation

Our specific goal is to create a profitable service for placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We intend to accomplish the foregoing by the following steps.

1. Complete our current public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing the offering, we will immediately begin establish our office and begin advertising and promoting our operations to prospective clients. Establishing our office will take a week. We have allocated up to $109,000 for the operation of our office. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

Advertising and promotion will be an ongoing effort. We believe that we will place at least four candidates during the first thirty days of operation. We have allocated up to $40,000 for advertising and promotion. We intend to promote our services to software, telecommunications, manufacturing, engineering companies, and to accounting firms. We intend to do this initially by telephone and letter writing. Depending upon the amount of money we receive from the offering and the amount of success we have initially, we intend to expand our marketing through the use of printed brochures and advertising in professional journals. As our customer data base increases, we intend to expand through the use of a web-site on the Internet.

3. At the same time we begin marketing our services, we will be creating an accounting systems to bill our fees which will range from 15% to 30% of our candidate's first year annual salary compensation and to record our administrative expenses. We believe that we can have our accounting system completely functional within the first thirty days of operation. The cost is dependent upon the amount of money raised from the offering. We have allocated up to $5,000.00 for the creation of the accounting system. We have also allocated up to $3,000.00 for legal services relating to compliance with the Employment Standards Act. This will be accomplished within the first thirty days of operation as well.

4. As we obtain information about each candidate, including those rejected by us, we will place the information in a data base and coded in such a manner to allow us to access individuals in particular fields upon being contacted by a customer. Currently we do not have a software database to hold information on candidates. At the conclusion of this offering, we intend to buy software called Maximizer which costs approximately $140 for our software database. The database will be in place during the first week of our operation. A key to our future success is the ability to create a large database of qualified professionals.

In summary, we should be in full operation within thirty days of completing this offering.

We estimate we will generate revenues within sixty days of beginning operations.

Limited operating history; need for additional capital

There is no historical financial information about CanPro Placement Services upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have establish a clientele and place our clients with businesses. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From January 1, 2002 to September 30, 2002

We incurred a net loss of $15,350 for the nine-month period ended September 30, 2002 resulting in a loss per share of $0.001. The loss was attributable to operating expenses of $12,763 and $2,587 in interest expense. Operating expenses included $11,852 in general and administrative expenses, $750 in professional fees and $161 in travel expenses.

From Inception on December 21, 2001 to December 31, 2001

Other than incorporating, hiring and attorney and auditor, we did not conducted any operations of any kind and will not do so until we have completed this offering. We expect to begin operations thirty days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to Marcel de Groot, one of our officers and directors for $50.00. Mr. de Groot has advanced $24,000 for the expenses of this offering.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2001. This was accounted for as a sale of common stock..

As of September 30, 2002, our total assets were $50 and our total liabilities were $39,490.

PART II OTHER INFORMATION

Item 5.Other Information

Securities Offering.

The Company's SB-2 registration statement was declared effective by the Securities and Exchange Commission on September 27, 2002. SEC file number is 333-82478.

The Company is offering up to a total of 2,000,000 common shares of common stock on a self-under written basis, no minimums, 2,000,000 shares maximum. The offering price is $0.10 per share.

To date the Company has not collected any proceed relating to this offering. The Company has issued its offering prospectus to several individuals and is in discussions with same, but has not yet collected any proceeds. The Company's proposed use of proceeds of our current offering is as follows:

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 13th day of November, 2002.

CANPRO PLACEMENT SERVICES INC.

By: /s/ Marcel De Groot
Marcel De Groot, President, Chief Executive Officer, Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CanPro Placement Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel De Groot, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Marcel De Groot Marcel De Groot Chief Executive Officer Chief Financial Officer November 13, 2002

CERTIFICATION

I, Marcel De Groot, certify that:

1. I have reviewed this interim report on Form 10-QSB of CanPro Placement Services, Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 13, 2002	/s/ Marcel De Groot
Marcel De Groot President, Chief Executive Officer, Treasurer and Chief Financial Officer