Form 10KSB
period 2002-12-31
CANPRO PLACEMENT SERVICES INC
filed 2003-03-31
CIK 1164703

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	__________	to	__________
	Commission File Number	333-82478

CANPRO PLACEMENT SERVICES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1600, 777 Dunsmuir Street Vancouver, British Columbia Canada V7Y 1K4
(Address of principal executive offices)

(604) 687-9931 (Issuer's telephone number)

Securities registered under Section 12(b) of the Securities Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

==================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [   ]

State issuer's revenues for the most recent fiscal year:           $0

Issuers involved in Bankruptcy Proceedings during the past five years. Not applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000

Index to Exhibits on Page 27

CanPro Placement Services Inc.
Form 10-KSB
Table of Contents

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on December 21, 2001. We have not started operations. We intend to engage in the business of placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We maintain our statutory registered agent's office at 2267 Aria Drive, Henderson, Nevada 89052 and our business office is located at 777 Dunsmuir Street, Suite 1600, Vancouver, British Columbia, Canada. V7Y 1K4. Our telephone number is (604) 910-3852. This is the office of Pacific Source Capital Ltd. Pursuant to an oral agreement we use a portion of its offices paying $750 rent per month, on a month-to-month basis.

CanPro Placement Services has no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

The information that follows is our plan of operation. This plan of operation has not been implemented and will not be implemented until we receive proceeds from our public offering.

We plan to place qualified Canadian citizens with Canadian and U.S. corporations. We intend to limit the areas of placement to accounting and computer technology.

Overview

We intend to contact employment agencies and large corporations and advise them that we are a placement service for candidates. Our candidates will be limited to individuals with expertise in either accounting or computer technology; wishing to explore employment opportunities in the United States who are qualified in the areas of accounting and computer technology. Initially, this will be done by telephone. Concurrently, we intend to advertise and promote our placement services to the general public in order to attract individuals whose areas of expertise are accounting and computer technology.

Candidates

A candidate that is interested in having us locate a position for him with a customer will submit his resume. After reviewing the information supplied, we will determine, based only upon the resume, if the candidate is an individual that we deem qualified for employment with our customers. If we determine the candidate is not qualified, we will advise him of such, and not proceed further. If we determine from the resume that the candidate is qualified for placement by us, the information contained in the resume will be verified by us and the candidate will be interviewed. After all of the information, including the candidate's professional qualifications, has been verified by us, we will begin the process of locating a suitable position with one of our customers.

Information about each candidate, including those rejected by us, will be placed in a database and coded in such a manner to allow us to access individuals in particular fields upon being contacted by a customer. Currently we do not have a software database to hold information on candidates. At the conclusion of this offering, we intend to buy software called Maximizer which costs approximately $140 for our software database. A key to our future success is the ability to create a large database of qualified professionals.

Fees

Our fees will range from 15% to 30% of our candidate's first year annual salary compensation. We will attempt to obtain the fee from the employer.

We will have three policies relating to our placement services. Contingency services are engagements in which we are only paid if we are successful in placing a candidate in a position. We will also have a contingency exclusive service which is the same as contingency, however, pursuant to our agreement with the candidate, we will be exclusively seeking a candidate for the position. Again, we will only receive a fee if we are successful in placing a candidate in the position. Finally, we will have a retained search service. This is a service that similar to contingent and contingent exclusive services, but we will charge the customer a non-refundable up-front fee, prior to performing any services.

Geographical market

Initially, we intend to promote our services in the province of British Columbia and the state of Washington. We intend to expand our operations to other geographical areas as we generate additional adequate revenues.

Marketing

We intend to promote our services to software, telecommunications, manufacturing, engineering companies, and to accounting firms. We intend to do this initially by telephone and letter writing. As our customer database increases, we intend to expand through the use of a web-site on the Internet.

Competition

Because we are small and in a start-up phase, we will face stiff competition from other employment agencies that have far more capital than we do. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established employment agencies with records of success will attract qualified clients away from us. There are numerous competitors within our field. They include IT Staffing Services; Personnel Group of America; Comsys; Robert Half; Seattle Financial Accounting; and, Holloway Schulz & Partners. Those agencies have established reputations and have built extensive client relationships within the industry. They have created broad bases of candidates as well as companies seeking candidates. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. In order to compete with those agencies, it will be incumbent upon us to be successful in our start-up phase with the limited number of candidates and customers we attract.

Regulations

Our services are subject to federal, state, provincial and local laws and regulations concerning business activities generally. In British Columbia we will be subject to the regulation of the Employment Standards Act. We will be required to complete an application for an employment agency license and pay a Canadian $100.00 registration fee.

Employees and employment agreements

At present, we have no employee, other than our officers and directors. Mr. de Groot one of our officers and directors is a part-time employee and will devote about 10 hours per week of his time to our operation. We have a management agreement with Mr. de Groot in which he will be paid a salary of $500 per month for a period of 12 months beginning January 1, 2002. The management agreement with Mr. de Groot is oral and we do not have a written agreement evidencing it. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. de Groot will handle our administrative duties.

Risk Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Currently we have a working capital deficit of $(47,178). Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise at least $50,000 from our offering, we may have to suspend or cease operations within four months.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in December 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $47,178. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate customers who will use our services
*	our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no clients or customers and we cannot guarantee we will ever have any. Even if we obtain client and customers, there is no assurance that we will make a profit.

We have no clients or customers. We have not identified any clients or customers and we cannot guarantee we ever will have any. Even if we obtain clients and customers for our services, there is no guarantee that we will make a profit. If we do not make a profit we will go out of business.

4. If we don't raise enough money to start our operations, we will have to delay our operations or go out of business.

We have not started our business. We need the proceeds from this offering to start our operations. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to commence its operations.

5. Because we are small and do not have much capital, we must limit our operations.

Because we are small and do not have much capital, we must limit our operations. Because we may have to limit our operations, we may not generate sufficient revenues to make a profit. If we do not make a profit, we may have to suspend or cease operations.

6. Because Messrs de Groot and Lee will only be devoting approximately 12 hours per week and 2 hours per week of their time respectively to our operations may be sporadic which may result in periodic interruptions.

Because Messrs de Groot and Lee, our officers and directors will only be devoting approximately 12 hours per week and 2 hours per week of their time respectively to our operations, our operations may be sporadic and occur at times which are convenient to Messrs de Groot and Lee. As a result, operations may be periodically interrupted or suspended.

7. Because our management does not have prior experience in the employment placement field, we may have to hire individuals or cease operations.

Because our management does not have prior experience in the employment placement field, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

8. Because Marcel de Groot, one of our officers and directors will own more than 50% of the outstanding shares after this offering, he will be able to decide who will be directors and you may not be able to elect any directors.

Even if we sell all 2,000,000 shares of common stock in this offering, Mr. de Groot will still own 5,000,000 shares and will continue to control us. As a result, after completion of this offering, regardless of the number of shares we sell, Mr. de Groot will be able to elect all of our directors and control our operations.

9. Because Mr. de Groot is risking a small amount of capital, while you on the other hand are risking up to $200,000, if we fail you will absorb most of our loss.

Mr. de Groot, our only shareholder will receive a substantial benefit from your investment. He paid expenses and advanced cash all of which totalled $24,000. You, on the other hand, will be providing all of the cash for our operations. As a result, if we cease operations for any reason, you will loose your investment while Mr. de Groot will lose only up to $24,000.

10. Because there is no public trading market for our common stock, you may not be able to resell you stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2. DESCRIPTION OF PROPERTIES

Our offices are located at Suite 1600, 777 Dunsmuir Street, P.O. Box 10425, Pacific Centre, Vancouver, BC V7Y 1K4. Our monthly rental expense is $750.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,000,000 shares of common stock outstanding as of December 31, 2002, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC SECTION 15(g)

Our Company's shares are covered by Section 15(g) of the Securities Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important too in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealer's "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transaction; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

USE OF PROCEEDS

Our SB-2 registration statement was effective with the SEC on September 27, 2002. The SEC file number is 333-82478.

We registered up to a total of 2,000,000 shares of common stock on a self-under written basis, no minimum, 2,000,000 shares maximum. The offering price is $0.10 per share.

To date we have not collected any proceeds relating to our offering. We have issued prospectuses to several individuals and are in discussions with the same, but have not yet collected any proceeds.

There are no underwriters participating in this offering.

Since the effective date of our registration statement no expenses have been incurred for our account in connection with the issuance and distribution of the securities; no payments have been made to directors, officers or persons owing 10% or more of any class of our common stock, or affiliates.

The offering is being made on a self underwritten basis - no minimum basis. The table below sets forth the use of proceeds if 25%, 50%, 75% and 100% of the offering are sold.

	25%		50%		75%		100%
Gross proceeds Offering expenses Net proceeds	$ $ $	50,000 13,000 37,000	$ $ $	100,000 13,000 87,000	$ $ $	150,000 13,000 137,000	$ $ $	200,000 13,000 187,000

The net proceeds will be used as follows:

Repayment of loan Management salary Marketing Legal and accounting Working capital	$ $ $ $ $	22,000 6,000 0 5,000 4,000	$ $ $ $ $	22,000 6,000 10,000 10,000 39,000	$ $ $ $ $	22,000 6,000 20,000 10,000 79,000	$ $ $ $ $	22,000 6,000 40,000 10,000 109,000

Total offering expenses were $35,000. Of the $35,000, $22,000 have been paid by Marcel de Groot, one of the officers and directors.

Proceeds will be first used to pay the offering expenses, then for staffing, marketing, legal and accounting, and working capital. If there is not enough money to pay the offering expenses, the unpaid portion will be accrued as a liability.

The amounts to be paid from the proceeds for expenses of the offering are: $100 for legal fees; $2,000 for printing our prospectus; $5,000 for accounting fees; $2,000 for state securities registration fees; $3,000 for our transfer agent; and, $ 400 for miscellaneous unforeseen expenses relating to the offering. If less than $13,000 is raised in this offering, the money will be paid in the following order: (1) state securities registration fees; (2) legal fees; (3) accounting fees; (4) fees due the transfer agent; (5) printing expenses; and, (6) miscellaneous unforeseen expenses. Mr. de Groot has agreed to advance money to pay the expenses in the event that less than $13,000 is raised from the offering. If that occurs, Mr. de Groot will be repaid by us if and when we ever generate revenues to repay him.

A loan by Mr. de Groot to pay certain expenses associated with the offering will be repaid from the proceeds of the offering. The $22,000 was for legal fees for our incorporation and for the preparation of this registration statement and the payment of the SEC filing fee. The loan is unsecured, payable on demand, and bears interest at the rate of 1.5% per month.

Management salary consists of $500 per month to be paid to Mr. de Groot.

Marketing included advertising and promoting our operations to prospective clients and customers.

Legal and accounting is the cost related to assuring compliance with applicable laws and maintain accurate financial records.

Working capital is the cost related to operating our office. It is comprised of expenses for rent, telephone service, mail, stationary, accounting, acquisition of office equipment and supplies, expenses of filing reports with the SEC, travel, and salaries for office personnel. A breakdown of the use of working capital is as follows:

	25%	50%	75%	100%
Office and administration	$1,500	$12,000	$14,000	$15,000
Office equipment	$0	$6,000	$7,000	$8,000
Rent	$0	$9,000	$9,000	$12,000
Salary	$0	$0	$35,000	$55,000
Transfer agent & filing fees	$2,000	$3,500	$3,500	$3,500
Travel	$0	$8,000	$10,000	$15,000
SEC report fees	$500	$500	$500	$500
TOTAL	$4,000	$39,000	$79,000	$109,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up stage company and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services. We must raise cash to implement our operations. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to begin operations or to stay in business after operations have commenced. If we do not raise all of the money we need from our public offering to start or maintain our operations, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our public offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

We anticipate completing our public offering within 270 days of SEC effectiveness. To date, we have not collected any proceeds from this offering. We expect to be fully operational within 30 days of completing our offering. Once operational, we will begin soliciting business and expect to generate revenues after approximately two months of operations. A portion of the funds received from this offering will be used to maintain our operations until we begin generating revenues.

We will not be conducting any research. Our plan of operation is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we are unable to start our operations or if we are unable to continue in business after we start our operations, because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

In the event that we raise proceeds of $200,000, we plan to hire an additional full-time employee.

Plan of Operation

Our specific goal is to create a profitable service for placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We intend to accomplish the foregoing by the following steps.

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days from September 27, 2002. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing our public offering, we will immediately begin establish our office and begin advertising and promoting our operations to prospective clients. Establishing our office will take a week. We have allocated up to $109,000 for the operation of our office. Advertising and promotion will be an ongoing effort. We believe that we will place at least four candidates during the first thirty days of operation. We have allocated up to $40,000 for advertising and promotion. We intend to promote our services to software, telecommunications, manufacturing, engineering companies, and to accounting firms. We intend to do this initially by telephone and letter writing. Depending upon the amount of money we receive from the offering and the amount of success we have initially, we intend to expand our marketing through the use of printed brochures and advertising in professional journals. As our customer database increases, we intend to expand through the use of a website on the Internet.

3. At the same time we begin marketing our services, we will be creating an accounting system to bill our fees which will range from 15% to 30% of our candidate's first year annual salary compensation and to record our administrative expenses. We believe that we can have our accounting system completely functional within the first thirty days of operation. The cost is dependent upon the amount of money raised from the offering. We have allocated up to $5,000.00 for the creation of the accounting system. We have also allocated up to $3,000.00 for legal services relating to compliance with the Employment Standards Act. This will be accomplished within the first thirty days of operation as well.

4. As we obtain information about each candidate, including those rejected by us, we will place the information in a database and coded in such a manner to allow us to access individuals in particular fields upon being contacted by a customer. Currently we do not have a software database to hold information on candidates. At the conclusion of this offering, we intend to buy software called Maximizer which costs approximately $140 for our software database. The database will be in place during the first week of our operation. A key to our future success is the ability to create a large database of qualified professionals.

In summary, we should be in full operation within thirty days of completing our offering.

We estimate we will generate revenues within sixty days of beginning operations and should be operating profitably within six months of beginning operations.

Limited operating history; need for additional capital

There is no historical financial information about CanPro Placement Services upon which to base an evaluation of our performance. We are in a start-up stage operation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have established a clientele and place our clients with businesses. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From January 1, 2002 to December 31, 2002

We incurred a net loss of $23,038 for the year ended December 31, 2002 resulting in a loss per share of $0.0046. The loss was attributable to $15,602 in general and administrative expenses and $3,525 in interest expense, $3,750 in professional fees and $161 in travel expenses.

From Inception on December 21, 2001 to December 31, 2001

Other than incorporating, hiring and attorney and auditor, we did not conduct any operations of any kind and will not do so until we have completed this offering. We expect to begin operations thirty days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to Marcel de Groot, one of our officers and directors for $50.00. Mr. de Groot has advanced $24,000 for the expenses of this offering.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2001. This was accounted for as a sale of common stock..

As of December 31, 2002, our total assets were $50 and our total liabilities were $47,178.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholders' Equity Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

Independent Auditors' Report

To the Stockholders and Board of Directors
of Canpro Placement Services Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Canpro Placement Services Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholder's deficit and cash flows accumulated for the period from December 21, 2001 (Date of Inception) to December 31, 2002 and the year ended December 31, 2002 and the period from December 21, 2001 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Canpro Placement Services Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows accumulated for the period from December 21, 2001 (Date of Inception) to December 31, 2002 and the year ended December 31, 2002 and the period from December 21, 2001 (Date of Inception) to December 31, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 26, 2003

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2002 $	December 31, 2001 $
Assets
Current Assets
Cash	50	50
Total Assets	50	50
Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	10,150	2,000
Accrued liabilities	3,000	-
Due to a related party (Note 3(b))	12,028	140
Note payable to a related party (Note 3(a))	22,000	22,000
Total Current Liabilities	47,178	24,140
Stockholder's Deficit
Common Stock: 200,000,000 common shares
authorized with a par value of $0.00001;
5,000,000 issued and outstanding (Note 4)	50	50
Additional Paid-in Capital	-	-
	50	50
Deficit Accumulated During the Development
Stage (Note 1)	(47,178)	(24,140)
Total Stockholder's Deficit	(47,128)	(24,090)
Total Liabilities and Stockholder's Deficit	50	50
Commitments (Note 1)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from December 21, 2001 (Date of Inception) to December 31, 2002	Year ended December 31, 2002	Period from December 21, 2001 (Date of Inception) to December 31, 2001
	$	$	$

Revenue	-	-	-
Operating Expenses
General and administrative	9,636	9,602	34
Interest (Note 3)	3,631	3,525	106
Organizational	2,000	-	2,000
Professional fees	25,750	3,750	22,000
Salary (Note 3)	6,000	6,000	-
Travel	161	161	-
	(47,178)	23,038	24,140

Net Loss for the Period	(47,178)	(23,038)	(24,140)

Net Loss Per Share - Basic		(0.01)	(0.01)

Weighted Average Shares
Outstanding		5,000,000	5,000,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from December 21, 2001 (Date of Inception) to December 31, 2001 $	Year ended December 31, 2002 $	Year ended December 31, 2001 $
Cash Flows To Operating Activities
Net loss	(47,178)	(23,038)	(24,140)
Change in non-cash working capital items
Increase in accounts payable and accrued
liabilities	13,150	11,150	2,000
Net Cash Used In Operating Activities	(34,028)	(11,888)	(22,140)
Cash Flows From Financing Activities
Notes payable to a related party	22,000	-	22,000
Proceeds from issuance of common shares	50	-	50
Due to a related party	12,028	11,888	140
Net Cash Provided By Financing Activities	34,078	11,888	22,190
Increase in Cash	50	-	50
Cash - Beginning of Period	-	50	-
Cash - End of Period	50	50	50
Non-Cash Financing Activities	-	-	-
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements)

Canpro Placement Services Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit
From December 21, 2001 (Date of Inception) to December 31, 2002
(expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage
	#	$	$	$
Balance - December 21, 2001 (Date of
Inception)	-	-	-	-

Issuance of common stock on December 21,
2001 for cash	5,000,000	50	-	-

Net loss for the period	-	-	-	(24,140)

Balance - December 31, 2001	5,000,000	50	-	(24,140)

Net Loss for the Year	-	-	-	(23,038)

Balance - December 31 2002	5,000,000	50	-	(47,178)

(The Accompanying Notes are an Integral Part of the Financial Statements)

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

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

The Company's future operations are dependent upon the market's acceptance of its business plan. There can be no assurance that the Company will be able to secure market acceptance. As of December 31, 2002, the Company is considered to be a development stage enterprise as the Company has not generated any revenues. The Company is continuing to develop its new business, and has experienced negative cash flow to date. Costs to date have been financed by the issuance of common stock and financing from a related party. The Company may not have sufficient working capital to sustain operations over the fiscal year. Additional debt or equity financing will be required from its existing shareholder or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its business plan and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company's SB-2 registration statement became effective September 24, 2002 and offering of shares will be open until March 23, 2003 which was extended to June 21, 2003. Management intends to raise $200,000 by issuing 2,000,000 common shares at $0.10 per share. Funds raised in the proposed equity financing will be used to fund the development of the business and to repay liabilities.

2. Summary of Significant Accounting Principles

(a) Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(b) Year End
The Company's fiscal year end is December 31.

(c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d) Foreign Currency Translation
The functional currency of the Company's Canadian operations is the local currency. The financial statements are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

(e) Revenue Recognition
Revenue generated from permanent placement services are on a contingency basis and are recognized at the time the customer agrees to hire a candidate supplied by the Company. The Company is a development stage enterprise and has not generated any revenue since inception. The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." According to SAB 101 revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

(f) Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

(g) Financial Instruments
The fair values of cash and equivalents, accounts payable and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(h) Other Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At December 31, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i) Recent Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

(i) Recent Accounting Pronouncements (continued)
In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3. Related Party Transactions and Balances

(a) The notes payable of $22,000 represent amounts loaned to the Company by the President. The loans are unsecured, bear interest at a rate of 1.25% per month, and are payable on demand.

(b) The amount owing of $12,028 to the President relates to a non-interest bearing loan of $2,000, interest owing on the notes payable of $3,631, salary of $6,000 and expenses paid on behalf of the Company of $397. These amounts are non-interest bearing, unsecured and due on demand.

4. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $47,178, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2002 $	2001 $
Net Operating Loss	23038	24,140
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	7833	8,208
Valuation Allowance	-7833	(8,208)
Net Deferred Tax Asset	-	-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Marcel de Groot 3636 West 18th Vancouver, B.C. Canada V6S 1B2	29	president , treasurer, chief financial officer, and a member of the board of directors
Norm Lee 109 - 405 Beta Avenue Burnaby. B.C. Canada V5M 5C1	31	secretary and a member of the board of directors.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since December 21, 2001, Marcel de Groot has been our president, treasurer, chief financial officer and a member of our board of directors. Since October 1999, Mr. de Groot has been a private consultant working with several public and private companies. Mr. de Groot is currently a director and corporate secretary of wwbroadcast.net, inc., a public company. wwbroadcast.net inc. is engaged in the business of operating a streaming media portal on the Internet. From May 1996 to October 1999, Mr. de Groot was employed with the firm of Grant Thornton in Vancouver, British Columbia. Mr. de Groot graduated from the University of British Columbia in 1996 with the degree of Bachelor of Commerce. Mr. de Groot is a Chartered Accountant.

Norm Lee has been our Secretary and a member of the board of directors since inception. Since November 1995, Mr. Lee has been manager of the entertainment division of Mint Cards, Ltd. located in Burnaby, British Columbia. Mint Cards is a wholesaler of sporting and entertainment collectibles. Mr. Lee is responsible for determining product portfolio and marketing strategy.

Mr. Lee has not entered into any written agreements with us.

Conflicts of Interest

The only conflict that we foresee is Messrs. de Groot's and Lee's devotion of time to projects that do not involve us. We do not consider our indebtedness to Mr. de Groot to represent a conflict of interest.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on December 21, 2001 through December 31, 2002, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation				Awards	Payouts
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share/Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)
Marcel de Groot President	2002 2001 2000	6,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Norm Lee Secretary	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have an oral agreement with Mr. de Groot to pay him $500.00 for a 12-month period beginning January 1, 2002 for his services as our president. Mr. Lee will not receive any compensation for services as our secretary until such time as sufficient revenues are generated from our operations to compensate him.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold
Marcel de Groot 3636 West 18th Vancouver, B.C. Canada V6S 1B2	5,000,000	100.00%	5,000,000	71.43%
Norm Lee 109 - 405 Beta Avenue Burnaby, B.C. Canada V5M 5C1	0	0	0	0.00%
All Officers and Directors as a Group (2 persons)	5,000,000	100.00%	5,000,000	71.43%

[1] The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. de Groot and Lee are the only "promoters" of our company.

Future sales by existing stockholders

A total of 5,000,000 shares of common stock were issued to Marcel de Groot, our president, treasurer, chief financial officer and a director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

Because Mr. de Groot will control us after the offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is Marcel de Groot, our president, who owns 5,000,000 restricted shares of our common stock.

Securities authorized for issuance under equity compensation plans.

We have no securities authorized for issuance under any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, we issued a total of 5,000,000 shares of restricted common stock to Marcel de Groot, our president, treasurer, chief financial officer and a member of the board of directors in consideration of $50.00.

In December 2001, Marcel de Groot advanced us $22,000 which will be paid with proceeds from the offering. Mr. de Groot advanced a further $2,000 in January 2002.

We pay Marcel de Groot $500.00 a month as compensation to serve as our president.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2002.

Exhibits

The following exhibits are incorporated by reference from our Form SB-2 registration statement declared effective by the SEC on September 27, 2002, SEC file No. 333-82478:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.2	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
10.1	Terms of Agreement with Marcel de Groot
23.5	Consent of Manning Elliott Chartered Accountants.
23.6	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c). Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date this 28th day of March, 2003.

CANPRO PLACEMENT SERVICES INC.
By: /s/ Marcel de Groot
Marcel De Groot, President, Principal Executive Officer, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Marcel de Groot Marcel de Groot	President, Principal Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors	March 28, 2003
/s/ Norm Lee Norm Lee	Secretary and a member of the Board of Directors.	March 28, 2003

CERTIFICATION

I, Marcel de Groot, certify that:

1. I have reviewed this annual report on Form 10-KSB of CanPro Placement Services Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of March, 2003.

/s/ Marcel de Groot Marcel de Groot Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CanPro Placement Services, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel De Groot, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ Marcel de Groot Marcel De Groot Chief Executive Officer Chief Financial Officer March 28, 2003