Form 10QSB
period 2003-03-31
CANPRO PLACEMENT SERVICES INC
filed 2003-05-15
CIK 1164703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 687-9931
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 common shares outstanding as of April 30, 2003

Transitional Small Business Disclosure Format (Check one): Yes [     ] No [ x ]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CANPRO PLACEMENT SERVICES INC.
(a development stage company)

TABLE OF CONTENTS
PAGE
PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements
	Balance Sheets	-3-
	Statements of Operations	-4-
	Statements of Cash Flows	-5-
	Notes To Financial Statements	-6-
Item 2	Management's Discussion and Analysis or Plan of Operation	-10-
Item 3	Controls and Procedures	-15-
PART II	OTHER INFORMATION
Item 4	Other Information	-15-

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets
Current Assets
Cash	50	50
Total Assets	50	50

Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	14,650	10,150
Accrued liabilities	1,100	3,000
Due to a related party (Note 3(b))	15,251	12,028
Note payable to a related party (Note 3(a))	22,000	22,000
Total Liabilities	53,001	47,178
Commitments (Note 1)
Stockholder's Deficit
Common Stock: 200,000,000 common shares authorized with a par value of $0.00001; 5,000,000 issued and outstanding (Note 4)	50	50
Additional Paid-in Capital	-	-
	50	50
Deficit Accumulated During the Development Stage (Note 1)	(53,001)	(47,178)
Total Stockholder's Deficit	(52,951)	(47,128)
Total Liabilities and Stockholder's Deficit	50	50

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from December 21, 2001 (Date of Inception) to March 31, 2003	Three months ended March 31, 2003	Three months ended March 31, 2002
	$	$	$

Revenue	-	-	-

Operating Expenses
General and administrative	11,886	2,250	2,250
Interest (Note 3)	4,604	973	814
Organizational	2,000	-	--
Professional fees	26,850	1,100	--
Salary (Note 3)	7,500	1,500	1,500
Travel	161	--	--
	(53,001)	5,823	4,564
Net Loss for the Period	(53,001)	(5,823)	(4,564)

Net Loss Per Share - Basic		(0.00)	(0.00)

Weighted Average Shares Outstanding		5,000,000	5,000,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three months ended March 31, 2003 $	Three months ended March 31, 2002 $
Cash Flows From Operating Activities
Net loss	(5,823)	(4,564)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	2,600	2,250
Net Cash (Used In) Operating Activities	(3,223)	(2,314)
Cash Flows From Financing Activities
Notes payable to a related party	-	2,314
Due to a related party	3,223	-
Net Cash Provided By Financing Activities	3,233	2,314
Change in Cash	-	-
Cash - Beginning of Period	50	50
Cash - End of Period	50	50
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

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

(g) Financial Instruments

The fair values of cash and equivalents, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

(h) Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

Canpro Placement Services Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

(j) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Related Party Transactions and Balances

(a) The notes payable of $22,000 represent amounts loaned to the Company by the President. The loans are unsecured, bear interest at a rate of 1.25% per month, and are payable on demand.

(b) The amount owing of $15,251 to the President relates to a non-interest bearing loan of $2,750, interest owing on the notes payable of $4,604 (see Note 3(a)), salary of $7,500 and expenses paid on behalf of the Company of $397. These amounts are non-interest bearing, unsecured and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, prediction, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements."

Overview

We are a start-up stage company and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services Inc. We must raise cash to implement our operations. We are currently attempting to raise money via an offering of shares. We are offering 2,000,000 common shares at $0.10 per common share on a self-underwritten basis, no minimum, 2,000,000 shares maximum. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from this offering.

To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to begin operations or to stay in business after operations have commenced. If we do not raise all of the money we need from this offering to start or maintain our operations, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from this offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

Plan of Operation for the next 12 months

Our specific goal is to create a profitable service for placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We intend to accomplish the foregoing by the following steps.

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing the offering, we will immediately begin establish our office and begin advertising and promoting our operations to prospective clients. Establishing our office will take a week. We have allocated up to $109,000 for the operation of our office. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this report.

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

Use of Proceeds

Our offering is being made on a self-underwritten basis - no minimum basis. The table below sets forth the use of proceeds if 25%, 50%, 75% and 100% of the offering is sold.

	25%	50%	75%	100%
Gross proceeds	$50,000	$100,000	$100,000	$200,000
Offering expenses	$13,000	$13,000	$100,000	$200,000
Net proceeds	$37,000	$87,000	$137,000	$187,000

The net proceeds will be used as follows:

Repayment of loan	$22,000	$22,000	$22,000	$22,000

	25%	50%	75%	100%
Management salary	$6,000	$6,000	$6,000	$6,000
Marketing	$0	$10,000	$20,000	$40,000
Legal and accounting	$5,000	$10,000	$10,000	$10,000
Working capital	$4,000	$39,000	$79,000	$109,000

Total offering expenses were $35,000. Of the $35,000, $22,000 has been paid by Marcel de Groot, one of the officers and directors.

Proceeds will be first used to pay the offering expenses, then for staffing, marketing, legal and accounting, and working capital. If there is not enough money to pay the offering expenses, the unpaid portion will be accrued as a liability.

The amounts to be paid from the proceeds for expenses of the offering are: $100 for legal fees; $2,000 for printing our prospectus; $5,000 for accounting fees; $2,000 for state securities registration fees; $3,000 for our transfer agent; and, $400 for miscellaneous unforeseen expenses relating to the offering. If less than $13,000 is raised in this offering, the money will be paid in the following order: (1) state securities registration fees; (2) legal fees; (3) accounting fees; (4) fees due the transfer agent; (5) printing expenses; and, (6) miscellaneous unforeseen expenses. Mr. de Groot has agreed to advance money to pay the expenses in the event that less than $13,000 is raised form the offering. If that occurs, Mr. de Groot will be repaid by us if and when we ever generate revenues to repay him.

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

Limited operating history; need for additional capital

There is no historical financial information about CanPro Placement Services Inc. upon which to base an evaluation of our performance. We are in a start-up stage operation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of operations

Operating results for the three-month period ended March 31, 2003

We incurred a net loss of $5,823 for the three-month period ended March 31, 2003 resulting in a loss per share of $0.00. The loss was attributable to $2,250 in general and administrative expenses and $973 in interest expense, $1,500 in salary expense and $1,100 in professional fees.

Operating results for the three-month period ended March 31, 2002

We incurred a net loss of $4,564 for the three-month period ended March 31, 2002 resulting in a loss per share of $0.00. The loss was attributable to $2,250 in general and administrative expenses and $814 in interest expense, and $1,500 in salary expense.

Other than incorporating, hiring and attorney and auditor, we did not conduct any operations of any kind and will not do so until we have completed this offering. We expect to begin operations thirty days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to Marcel de Groot, one of our officers and directors for $50.00. Mr. de Groot has advanced $24,750 for the expenses of this offering.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2001. This was accounted for as a sale of common stock.

As of March 31, 2003, our total assets were $50 and our total liabilities were $53,001.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

The following discussion should be read in conjunction with our historical Financial Statements and contained herein.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended March 31, 2003.

PART II OTHER INFORMATION

Item 4. Other Information

Securities Offering.

The Company's SB-2 registration statement was effective with the SEC on September 27, 2002.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2003.

CANPRO PLACEMENT SERVICES, INC. (Registrant)
BY:	/s/ Marcel de Groot
Marcel de Groot President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION

I, Marcel de Groot, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CanPro Placement Services, Inc.;

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

Dated this 14th day of May, 2003.

/s/ Marcel de Groot Marcel de Groot Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CanPro Placement Service Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Marcel de Groot, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of May, 2003.

/s/ Marcel de Groot Marcel de Groot Chief Executive Officer and Chief Financial Officer