Form 10QSB
period 2003-06-30
CANPRO PLACEMENT SERVICES INC
filed 2003-08-14
CIK 1164703

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to __________

Commission file number 000-50232

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

CANPRO PLACEMENT SERVICES INC.

FORM 10-QSB

TABLE OF CONTENTS

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets

Current Assets

Cash and cash equivalents	50	50

Total Assets	50	50

Liabilities and Stockholder's Deficit

Current Liabilities

Accounts payable	20,874	10,150
Accrued Liabilities	800	3,000
Due to a related party (Note 3(b))	17,761	12,028
Note payable to a related party (Note 3(a))	22,000	22,000

Total Current Liabilities	61,435	47,178

Stockholder's Deficit

Common Stock: 200,000,000 common shares authorized with a par value of $0.00001; 5,000,000 issued and outstanding (Note 4)	50	50

Additional Paid-in Capital	--	--
	50	50

Deficit Accumulated During the Development Stage (Note 1)	(61,435)	(47,178)

Total Stockholder's Deficit	(61,385)	(47,128)

Total Liabilities and Stockholder's Deficit	50	50

Contingent Liability (Note 1)

The accompanying notes are an integral part of these financial statements

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from December 21, 2001 (Date of Inception) to June 30, 2003	Three month period ended June 30,		Six month period ended June 30,
		2003	2002	2003	2002
	$ (unaudited)	$ (unaudited)		$ (unaudited)

Revenue	-	-		-
Operating Expenses

General and administrative	14,136	2,250	3,081	4,500	5,331
Interest	5,614	1,010	1,166	1,983	1,980
Organizational	2,000	--	-	-	-
Professional fees	30,524	3,674	-	4,774	-
Salary	9,000	1,500	1,500	3,000	3,000
Travel	161	-	-	-	-

	61,435	8,434	5,747	14,257	10,311

Net Loss for the Period	$61,435	$8,434	$5,747	$14,257	$10,311
Net Loss Per Share - Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited - prepared by management)

Three months period ended June 30,	Six month period ended June 30,	Period from December 21, 2001 (Date of Inception) to June 30, 2003
2003	2002	2003	2002
$	$	$

Cash Flows To Operating Activities

Net loss	(8,434)	(5,747)	(14,257)	(10,311)	(61,435)

Adjustment to reconcile net loss to cash
Accounts payable	5,924	3,081	8,524	5,331	21,674

Net Cash Used In Operating Activities	(2,510)	(2,666)	(5,733)	(4,980)	(39,761)

Cash Flows From Financing Activities

Notes payable to a related party	-	-	-	-	22,000
Proceeds from issuance of common shares	-	-	-	-	50
Due to a related party	2,510	2,666	5,733	4,980	17,761

Net Cash Provided By Financing Activities	2,510	2,666	5,733	4,980	39,811

Net Increase in Cash and Cash Equivalents	-	-	-	-	50

Cash and Cash Equivalents - Beginning of Period	50	50	50	50	-

Cash and Cash Equivalents - End of Period	50	50	50	50	50

Non-Cash Financing Activities	-	-	-	-	-

Supplemental Disclosures

Interest paid	-	-	-	-	-	-
Income taxes paid	-	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

1.Nature of Development Stage Activities and Operations

The Company was incorporated in the State of Nevada on December 21, 2001. The Company provides staffing services to accounting and information technology professionals. The right to exploit the business plan was acquired from the Company's President and only shareholder for no consideration. The Company is headquartered in Vancouver, British Columbia, Canada.

The Company's future operations are dependent upon the market's acceptance of its business plan. There can be no assurance that the Company will be able to secure market acceptance. As of June 30, 2003, the Company is considered to be a development stage enterprise as the Company has not generated any revenues. The Company is continuing to develop its new business, and has experienced negative cash flow to date. Costs to date have been financed by the issuance of common stock and financing from a related party. The Company may not have sufficient working capital to sustain operations over the fiscal year. Additional debt or equity financing will be required from its existing shareholder or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its business plan and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company's SB-2 registration statement became effective September 24, 2002 and offering of shares was open until June 21, 2003. Management intends to resubmit the registration statement and to raise $200,000 by issuing 2,000,000 common shares at $0.10 per share. Funds raised in the proposed equity financing will be used to fund the development of the business and to repay liabilities.

2.Summary of Significant Accounting Principles

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

2.Summary of Significant Accounting Principles (continued)

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

(i)Recent Accounting Pronouncements

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

2.Summary of Significant Accounting Principles (continued)

(i) Recent Accounting Pronouncements (continued)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position".

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

3.Related Party Transactions and Balances

(a) The notes payable of $22,000 represents amounts loaned to the Company by the President. The loans are unsecured, bear interest at a rate of 1.25% per month, and are payable on demand.

(b)The amount owing of $17,761 to the President relates to a non-interest bearing loan of $2,750, interest owing on the notes payable of $5,614 (see Note 3(a), salary of $9,000 and expenses paid on behalf of the Company of $397. These amounts are non-interest bearing, unsecured and due on demand.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services Inc. We must raise cash to implement our operations. We intend to attempt to raise money by publicly offering of shares of our common stock. We prepared an SB-2 registration statement which went effective September 24, 2002. The registration statement expired June 21, 2003, before we were able to sell any shares. We intend to resubmit a post-effective registration statement to continue the public offering. We will continue to offer 2,000,000 common shares at $0.10 per common share on a self-underwritten basis, no minimum, 2,000,000 shares maximum. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from this offering.

To meet our need for cash we intend to sell shares of common stock as described above. We cannot guarantee that we will be able to raise enough money through a public offering to begin operations or to stay in business after operations have commenced. If we do not raise all of the money we need from a public offering to start or maintain our operations, we will have to find alternative sources, like a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through a public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from a public offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

We anticipate completing our public offering within 270 days of SEC effectiveness, however, we were unable to raise any money in the previous public offering.

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

1. Complete a public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have raised money from a public offering. We intend to concentrate all of our efforts on raising as much capital as we can during the next nine months.

2. Assuming we complete a public offering, for which there is no assurance, we will immediately begin establish our office and begin advertising and promoting our operations to prospective clients. Establishing our office will take a week. Advertising and promotion will be an ongoing effort. We believe that we will place at least four candidates during the first thirty days of operation. We believe it will cost up to $40,000 for advertising and promotion. We intend to promote our services to software, telecommunications, manufacturing, engineering companies, and to accounting firms. We intend to do this initially by telephone and letter writing. Depending upon the amount of money we receive from the offering and the amount of success we have initially, we intend to expand our marketing through the use of printed brochures and advertising in professional journals. As our customer database increases, we intend to expand through the use of a website on the Internet.

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

Results of operations

Operating results for the six-month period ended June 30, 2003

We incurred a net loss of $14,257 for the six-month period ended June 30, 2003 resulting in a loss per share of $0.00. The loss was attributable to $4,500 in general and administrative expenses and $1,983 in interest expense, $3,000 in salary expense and $4,774 in professional fees.

Operating results for the six-month period ended June 30, 2002

We incurred a net loss of $10,311 for the six-month period ended June 30, 2002 resulting in a loss per share of $0.00. The loss was attributable to $5,331 in general and administrative expenses and $1,684 in interest expense, and $3,000 in salary expense.

Other than incorporating, hiring and attorney and auditor, we did not conduct any operations of any kind and will not do so until we have completed this offering. We expect to begin operations thirty days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to Marcel de Groot, a former officer and director for $50.00. Mr. de Groot has advanced $24,750 for the expenses of this offering.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) private placement in December 2001. This was accounted for as a sale of common stock.

As of June 30, 2003, our total assets were $50 and our total liabilities were $61,435.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company's SB-2 registration statement was effective with the SEC on September 27, 2002.

The Company is offering up to a total of 2,000,000 common shares of common stock on a self-under written basis, no minimums, 2,000,000 shares maximum. The offering price was $0.10 per share.

The offering terminated on June 21, 2003 without any shares being sold. The Company intends to file a post-effective amendment and again offer up to 2,000,000 shares of common stock to the public at an offering price of $0.10 per share for a period of 270 days. There is no assurance that the post-effective amendment will ever be filed. If it is not filed by September 15, 2003, we will file a post-effective amendment withdrawing our registration statement and de-registering our shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2003.

CANPRO PLACEMENT SERVICES INC. (Registrant)
BY:	/s/ Marcel de Groot
Marcel de Groot President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.