Form 10QSB
period 2003-09-30
CANPRO PLACEMENT SERVICES INC
filed 2003-11-19
CIK 1164703

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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
Yes [ x ] No [     ]

=========================================================================

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CANPRO PLACEMENT SERVICES INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheet
(expressed in U.S. dollars)

	September 30, 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets

Current Assets

Cash and cash equivalents	50	50
Total Assets	50	50

Liabilities and Stockholder's Deficit

Current Liabilities

Accounts payable	29,849	10,150
Accrued liabilities	700	3,000
Due to a related party (Note 3(b))	20,309	12,028
Note payable to a related party (Note 3(a))	22,000	22,000
Total Current Liabilities	72,858	47,178

Stockholder's Deficit

Common Stock: 200,000,000 common shares authorized with a par value of $0.00001; 5,000,000 issued and outstanding (Note 4)	50	50

Additional Paid-in Capital	-	-
	50	50
Deficit Accumulated During the Development Stage (Note 1)	(72,858)	(47,178)
Total Stockholder's Deficit	(72,808)	(47,128)
Total Liabilities and Stockholder's Deficit	50	50

Contingent Liability (Note 1)

The accompanying notes are an integral part of these financial statements

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from December 21, 2001 (Date of Inception) to September 30,	Three month period ended September 30,		Nine month period ended September 30,
	2003	2003	2002	2003	2002
	$	$	$	$	$

Revenue	-	-	-	-	-
Operating Expenses

General and administrative	16,386	2,250	3,521	6,750	7,352
Interest	6,662	1,048	607	3,032	2,587
Organizational	2,000	-	-	-	-
Professional fees	37,149	6,625	750	11,399	750
Salary	10,500	1,500	-	4,500	4,500
Travel	161	-	161	-	161
	72,858	11,423	5,039	25,681	15,350
Net Loss for the Period	72,858	11,423	5,039	25,681	15,350
Net Loss Per Share - Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine month period ended September 30,
	2003	2002
	$	$
Cash Flows To Operating Activities

Net loss	(25,681)	(15,350)

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities	17,400	5,900

Net Cash Used In Operating Activities	(8,281)	(9,450)

Cash Flows From Financing Activities:

Due to a related party	8,281	9,450

Net Cash Provided By Financing Activities	8,281	9,450

Net Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of Period	50	50

Cash and Cash Equivalents - End of Period	50	50

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company's future operations are dependent upon the market's acceptance of its business plan. There can be no assurance that the Company will be able to secure market acceptance. As of September 30, 2003, the Company is considered to be a development stage enterprise as the Company has not generated any revenues. The Company is continuing to develop its new business, and has experienced negative cash flow to date. Costs to date have been financed by the issuance of common stock and financing from a related party. The Company may not have sufficient working capital to sustain operations over the fiscal year. Additional debt or equity financing will be required from its existing shareholder or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its business plan and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company's SB-2 registration statement became effective October 10, 2003 and offering of shares is open until April 8, 2004. Management intends to raise $200,000 by issuing 2,000,000 common shares at $0.10 per share. Funds raised in the proposed equity financing will be used to fund the development of the business and to repay liabilities.

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

2. Summary of Significant Accounting Principles (Cont'd)

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

2. Summary of Significant Accounting Principles (Cont'd)

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

(b) The amount owing of $20,309 to the President relates to a non-interest bearing loan of $2,750, interest owing on the notes payable of $6,662 (see Note 3(a)), salary of $10,500 and expenses paid on behalf of the Company of $397. These amounts are non-interest bearing, unsecured and due on demand.

4. Subsequent Events

On October 10, 2003, the Company's SB-2 Registration Statement became effective. The Company is offering up to 2,000,000 common shares at a price of $0.10 per common share on a self-underwritten basis.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services Inc. We must raise cash to implement our operations. We intend to attempt to raise money via an offering of shares. We prepared an SB-2 registration statement which went effective October 10, 2003, subsequent to the end of the period ended September 30, 2003. We intend to resubmit the registration statement. We will offer 2,000,000 common shares at $0.10 per common share on a self-underwritten basis, no minimum, 2,000,000 shares maximum. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from this offering.

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

We anticipate completing our public offering within 180 days of SEC effectiveness. To date, we have not collected any proceeds from this offering. We expect to be fully operational within 30 days of completing our offering. Once operational, we will begin soliciting business and expect to generate revenues after approximately two months of operations. A portion of the funds received from this offering will be used to maintain our operations until we begin generating revenues.

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

Total offering expenses were $35,000. Of the $35,000, $22,000 has been paid by Marcel de Groot, a former officer and director.

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

A loan by Mr. de Groot to pay certain expenses associated with the offering will be repaid from the proceeds of the offering. The $22,000 was for legal fees for our incorporation and for the preparation of this registration statement and the payment of the SEC filing fee. The loan is unsecured, payable on demand, and bears interest at the rate of 1.25% per month.

Management salary consists of $500 per month to be paid to our President Mr. De Witt effective October 2003.

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

Results of operations

Operating results for the nine-month period ended September 30, 2003

We incurred a net loss of $25,681 for the nine-month period ended September 30, 2003 resulting in a loss per share of $0.00. The loss was attributable to $6,750 in general and administrative expenses and $3,032 in interest expense, $4,500 in salary expense and $11,399 in professional fees. Professional fees included audit and legal fees paid to cover reporting costs and the filing of the Company's SB-2 Registration Statement.

Operating results for the nine-month period ended September 30, 2002

We incurred a net loss of $15,350 for the nine-month period ended September 30, 2002 resulting in a loss per share of $0.00. The loss was attributable to $7,352 in general and administrative expenses and $2,587 in interest expense, and $3,000 in salary expense.

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

As of September 30, 2003, our total assets were $50 and our total liabilities were $72,158.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of September 30, 2003, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the nine month period ended September 30, 2003.

PART II OTHER INFORMATION

Item 2. Changes in Securities

Securities Offering.

The Company's SB-2 registration statement became effective with the SEC, subsequent to the nine-month period ended September 30,2003 (October 10, 2003).

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

To date the Company has not collected any proceed relating to this offering. The Company has issued its offering prospectus to several individuals and is in discussions with same, but has not yet collected any proceeds. The Company's proposed use of proceeds of our current offering is as follows:

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits	Item Description

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

Subsequent to period end one report was filed on Form 8-K.

On October 3, 2003, Marcel de Groot, the Company's former President, transferred 4,500,000 shares of common stock which he owned to Patrick De Witt in consideration of $45. The foregoing 4,500,000 shares of common stock constituted all but 500,000 shares owned by Mr. de Groot. After the foregoing transaction, there were 5,000,000 shares outstanding and the following persons own more than 5% of the total outstanding shares of the Company.

On October 3, 2003, Marcel de Groot resigned as the Company's President, Principal Executive Officer, Treasurer, Principal Financial Officer and from the Board of Directors. Patrick De Witt assumed all appointed positions to fill Mr. de Groot's vacancy.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November 2003.

CANPRO PLACEMENT SERVICES INC. (Registrant)
BY:	/s/ Patrick De Witt
Patrick De Witt President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.