Form 10KSB
period 2003-12-31
CANPRO PLACEMENT SERVICES INC
filed 2004-04-14
CIK 1164703

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50232

CANPRO PLACEMENT SERVICES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1600, 777 Dunsmuir Street
Vancouver, British Columbia Canada V7Y 1K4
(Address of principal executive offices)

(604) 687-9931
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for its most fiscal year December 31, 2003: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of April 8, 2004, the value was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 8, 2004: 5,000,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on December 21, 2001. We have not started operations. We intend to engage in the business of placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We maintain our statutory registered agent's office at 2267 Aria Drive, Henderson, Nevada 89052 and our business office is located at 777 Dunsmuir Street, Suite 1600, Vancouver, British Columbia, Canada. V7Y 1K4. Our telephone number is (604) 910-3852. This is the office of Pacific Source Capital Ltd. Pursuant to an oral agreement we use a portion of its offices paying $750 rent per month, on a month to month basis.

Background

The information that follows is our plan of operation. This plan of operation has not been implemented and will not be implemented until we receive proceeds from this offering.

We plan to place qualified Canadian citizens with Canadian and U.S. corporations. We intend to limit the areas of placement to accounting and computer technology.

Overview

We intend to contact employment agencies and large corporations and advise them that we are a placement service for candidates. Our candidates will be limited to individuals with expertise in either accounting or computer technology, wishing to explore employment opportunities in the United States who are qualified in the areas of accounting and computer technology. Initially, this will be done by telephone. Concurrently, we intend to advertise and promote our placement services to the general public in order to attract individuals whose areas of expertise are accounting and computer technology.

Candidates

A candidate that is interested in having us locate a position for him with a customer, will submit his resume. After reviewing the information supplied, we will determine, based only upon the resume, if the candidate is an individual that we deem qualified for employment with our customers. If we determine the candidate is not qualified, we will advise him of such, and not proceed further. If we determine from the resume that the candidate is qualified for placement by us, the information contained in the resume will be verified by us and the candidate will be interviewed. After all of the information, including the candidate's professional qualifications, has been verified by us, we will begin the process of locating a suitable position with one of our customers.

Information about each candidate, including those rejected by us, will be placed in a data base and coded in such a manner to allow us to access individuals in particular fields upon being contacted by a customer. Currently we do not have a software database to hold information on candidates. At the conclusion of this offering, we intend to buy software called Maximizer which costs approximately $140 for our software database. A key to our future success is the ability to create a large database of qualified professionals.

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

Competition

Because we are small and in a start-up phase, we will face stiff competition from other employment agencies that have far more capital than we do. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established employment agencies with records of success will attract qualified clients away from us. There are numerous competitors within our field. They include IT Staffing Services; Personnel Group of America; Comsys; Robert Half; Seattle Financial Accounting; and, Holloway Schulz & Partners. Those agencies have established reputations and have built extensive client relationships within the industry.

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

Employees and employment agreements

At present, we have no employees, other than our officers and directors. Mr. De Witt one of our officers and directors is a part-time employee and will devote about 12 hours per week of his time to our operation. We have a management agreement with Mr. De Witt in which he will be paid a salary of $500 per month for a period of 12 months beginning October 3, 2003. The management agreement with Mr. De Witt is oral and we do not have a written agreement evidencing it. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. De Witt will handle our administrative duties.

Risk Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Currently we have a working capital deficit of $80,947. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise at least $100,000 in financing , we may have to suspend or cease operations within four months. We have been unable to raise any money and have withdrawn the registration statement.

2. We lack an operating history and have losses which we expect to continue into the future.

We were incorporated in December 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $80,997. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*       our ability to locate customers who will use our services
*       our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no clients or customers and we cannot guarantee we will ever have any. Even if we obtain clients and customers, there is no assurance that we will make a profit.

We have no clients or customers. We have not identified any clients or customers and we cannot guarantee we ever will have any. Even if we obtain clients and customers for our services, there is not guarantee that we will make a profit. If we don't make a profit we will go out of business.

4. If we don't raise enough money to start our operations, we will have to delay our operations or go out of business.

We have not started our business. We have been unable to raise any money and have withdrawn the registration statement.

5. Because we are small and do not have much capital, we must limit our operations.

Because we are small and do not have much capital, we must limit our operations. Because we may have to limit our operations, we may not generate sufficient revenues to make a profit. If we do not make a profit, we may have to suspend or cease operations.

6.Because Messrs. De Witt and Lee will only be devoting approximately twelve hours per week and two hours per week of their time respectively of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Because Messrs. De Witt and Lee, our officers and directors will only be devoting approximately twelve hours per week and two hours per week of their time respectively to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. De Witt and Lee. As a result, operations may be periodically interrupted or suspended.

7. Because our management does not have prior experience in the employment placement field, we may have to hire individuals or cease operations.

Because our management does not have prior experience in the employment placement field, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we don't hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

8.Because Patrick De Witt, one of our officers and directors owns more than 50% of the outstanding shares, he will be able to decide who will be directors and you may not be able to elect any directors.

Mr. De Witt owns 4,500,000 shares and controls us. As a result, Mr. De Witt will be able to elect all of our directors and control our operations.

9.Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.       DESCRIPTION OF PROPERTIES

Our administrative office is located at 777 Dunsmuir Street, Suite 1600, Vancouver, British Columbia, Canada V7Y 1K4 and our telephone number is (604) 910-3852 and our registered statutory office is located at 2267 Aria Drive, Henderson, Nevada 89052. Our monthly rental expense is $750.

ITEM 3.       LEGAL PROCEEDINGS

We are not party to any pending litigation and none is contemplated or threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders in 2004.

PART II

ITEM 5.       MARKET FOR REGISTRRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 5,000,000 shares of common stock outstanding as of December 31, 2003, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At April 8, 2004, there were two holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Status of our public offering

On October 23, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-109603, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

We have been unable to raise any money and on March 24, 2004 we have deregistered the shares. We have withdrawn our registration statement.

PART III

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin placing employees. Accordingly, we must raise cash from other sources other than operations. Our only other source for cash at this time is investments by others in CanPro Placement Services. We must raise cash to implement our operations. We will not begin operations until we raise funds from a financing..

On October 23, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-109603, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. We have been unable to raise any money and have withdrawn the registration statement. To meet our need for cash we are reviewing the financing alternatives available such as a second public offering, a private placement of securities, or loans from our officers or others. We cannot guarantee that we will be able to raise enough money from a financing to begin operations or to stay in business after operations have commenced. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need can't raise cash we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise less than $200,000, we do not believe the money will last a year.

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

Plan of Operation

Our specific goal is to create a profitable service for placing Canadian citizens in accounting, marketing, and information technology positions with Canadian and U.S. corporations. We intended to accomplish the foregoing by the following steps.

1. Raise cash from one through one of the financing alternatives discussed above. We believe that we will raise sufficient capital to begin our operations. We will not begin operations until we have closeda sufficient financing. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing a financing, we will immediately begin establish our office and begin advertising and promoting our operations to prospective clients. Establishing our office will take a week. We have allocated up to $109,000 for the operation of our office. Advertising and promotion will be an ongoing effort. We believe that we will place at least four candidates during the first thirty days of operation. We have allocated up to $40,000 for advertising and promotion. We intend to promote our services to software, telecommunications, manufacturing, engineering companies, and to accounting firms. We intend to do this initially by telephone and letter writing. Depending upon the amount of money we receive from the offering and the amount of success we have initially, we intend to expand our marketing through the use of printed brochures and advertising in professional journals. As our customer database increases, we intend to expand through the use of a website on the Internet.

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

Since we withdrew our registration statement it is unlikely we will proceed with the foregoing plan.

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

Results of operations

From January 1, 2003 to December 31, 2003

We incurred a net loss of $33,819 for the year ended December 31, 2003 resulting in a loss per share of $0.01. The loss was attributable to $9,000 in general and administrative expenses and $4,120 in interest expense, $14,699 in professional fees and $6,000 in salary expense.

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

Since inception, we sold 5,000,000 shares of common stock to Marcel de Groot, one of our officers and directors for $50.00. Mr. de Groot transferred 4,500,000 of his shares of common stock to Patrick De Witt. Mr. de Groot advanced $24,000 for the expenses of our public offering which we have withdrawn.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2001. This was accounted for as a sale of common stock..

As of December 31, 2003, our total assets were $50 and our total liabilities were $80,997.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statements of Cash Flows Statement of Stockholders' Deficit	F-2 F-3 F-4 F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

Independent Auditors' Report

To the Stockholders and Board of Directors
of Canpro Placement Services Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Canpro Placement Services Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from December 21, 2001 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Canpro Placement Services Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from December 21, 2001 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States.

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

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 7, 2004

Canpro Placement Services Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2003 $	December 31, 2002 $

Assets

Current Assets

Cash	50	50

Total Assets	50	50
Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable	32,099	10,150
Accrued liabilities	4,000	3,000
Amounts owing to related parties (Note 3)	44,898	34,028

Total Current Liabilities	80,997	47,178

Stockholders' Deficit

Common Stock: 200,000,000 common shares authorized with a
par value of $0.00001; 5,000,000 issued and outstanding (Note 4)	50	50

Additional Paid-in Capital	-	-

	50	50

Deficit Accumulated During the Development Stage (Note 1)	(80,997)	(47,178)

Total Stockholders' Deficit	(80,947)	(47,128)

Total Liabilities and Stockholders' Deficit	50	50

Contingent Liability (Note 1)

(The Accompanying Notes are an Integral Part of the Financial Statements.)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated
	from
	December 21, 2001
	(Date of Inception) to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2003	2002
	$	$	$

Revenue	-	-	-

Operating Expenses

General and administrative	18,797	9,000	9,763
Interest (Note 3)	7,751	4,120	3,525
Organizational	2,000	-	-
Professional fees	40,449	14,699	3,750
Salary (Note 3)	12,000	6,000	6,000

	80,997	33,819	23,038

Net Loss for the Year	(80,997)	(33,819)	(23,038)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements.)

Canpro Placement Services Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	December 21, 2001
	(Date of Inception) to	Year ended	Year ended
	December 31,	December	December 31,
	2003	31, 2003	2002
	$	$	$
Cash Flows To Operating Activities
Net loss	(80,997)	(33,819)	(23,038)

Change in non-cash working capital items

Increase in accounts payable and accrued
liabilities	36,099	22,949	11,150

Net Cash Used In Operating Activities	(44,898)	(10,870)	(11,888)

Cash Flows From Financing Activities

Proceeds from issuance of common shares	50	-	-
Due to related parties	44,898	10,870	11,888

Net Cash Provided By Financing Activities	44,948	10,870	11,888

Increase in Cash	50	-	-

Cash - Beginning of Year	-	50	50

Cash - End of Year	50	50	50

Non-Cash Financing Activities	-	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Financial Statements.)

Canpro Placement Services Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From December 21, 2001 (Date of Inception) to December 31, 2003
(expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage
	#	$	$	$

Balance - December 21, 2001 (Date of Inception)	-	-	-	-

Issuance of common stock for cash	5,000,000	50	-	-

Net loss for the period	-	-	-	(24,140)

Balance - December 31, 2001	5,000,000	50	-	(24,140)

Net Loss for the Year	-	-	-	(23,038)

Balance - December 31 2002	5,000,000	50	-	(47,178)

Net Loss for the Year	-	-	-	(33,819)

Balance - December 31 2003	5,000,000	50	-	(80,997)

(The Accompanying Notes are an Integral Part of the Financial Statements.)

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

The Company's future operations are dependent upon the market's acceptance of its business plan. There can be no assurance that the Company will be able to secure market acceptance. As of December 31, 2003, the Company is considered to be a development stage enterprise as the Company has not generated any revenues. The Company is continuing to develop its new business, and has experienced negative cash flow to date. Costs to date have been financed by the issuance of common stock and financing from a related party. The Company's working capital deficiency as at December 31, 2003 is $80,947. The Company does not have sufficient working capital to sustain operations over the next twelve months. Additional debt or equity financing will be required from its existing shareholders or third parties and may not be available on reasonable terms or on any terms at all. It is management's intention to continue to pursue market acceptance of its business plan and to identify equity funding sources until such time as there is sufficient operating cash flow to fund operating requirements. There is substantial doubt regarding the Company's ability to continue as a going concern.

On October 23, 2003, the Securities and Exchange Commission declared the Company's Form SB-2 Registration Statement effective, permitting the Company to offer up to 2,000,000 shares of common stock at $0.10 per share. The Company was unable to raise any money and has withdrawn the Registration Statement.

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

(d)       Foreign Currency Translation

The functional currency of the Company's operations is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

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
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

(g)       Financial Instruments

The fair values of cash and equivalents, accounts payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(h)      Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At December 31, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)       Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

CanPro Placement Services Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

(i)       Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position".

(j)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $80,997, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

CanPro Placement Services Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles. (continued)

	2003	2002
	$	$

Net Operating Loss	33,819	23,038

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	11,498	7,833

Valuation Allowance	(11,498)	(7,833)

Net Deferred Tax Asset	-	-

3.       Related Party Transactions and Balances

(a)   Amounts owing of $43,398 to a shareholder and former President of the Company relates to a non-interest bearing loan of $2,750, a $22,000 note payable bearing interest at a rate of 1.25% per month, interest owing on the note payable of $7,750, salary owing of $10,500 and expenses paid on behalf of the Company of $397. These amounts are unsecured and due on demand.

(b)   An amount of $1,500 is due to our President for 2003 compensation. This amount is unsecured, non-interest bearing and due on demand.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ON FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2003, included in this report have been audited by Manning Elliot, as set forth in their report included herein.

ITEM 8A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10_KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Patrick De Witt #4 - 3820 Cambie Street Vancouver, British Columbia Canada V5Z 2X7	33	president, principal executive officer, treasurer, principal financial officer, and a member of the board of directors

Norm Lee 109 - 405 Beta Avenue Burnaby. B.C. Canada V5M 5C1	31	secretary and a member of the board of directors.

Norm Lee had held his position since inception. Patrick De Witt has held his office/position since October 3, 2003. Both individuals are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Mr. De Witt has been our president, principal executive officer, treasurer, principal financial officer and a member of the board of directors since October 3, 2003. Since May 2003, Mr. De Witt has worked as a public relations consultant. From January 2002 through April 2003, Mr. De Witt worked for VantagePoint Systems Inc. in their corporate communications department. Mr. De Witt was unemployed during the entire month of December 2001. From May 2001 to November 2001, Mr. De Witt worked for Vanguard Shareholder Solutions Ltd., a public relations company. From May 1996 to April 2001, Mr. De Witt worked for the Bank of Montreal in various departments including the corporate reorganization and customer service departments.

Norm Lee has been our secretary and a member of the board of directors since inception. Since November, 1995, Mr. Lee has been manager of the entertainment division of Mint Cards, Ltd. located in Burnaby, British Columbia. Mint Cards is a wholesaler of sporting and entertainment collectibles. Mr. Lee is responsible for determining product portfolio and marketing strategy.

Neither Mr. De Witt nor Mr. Lee have entered into any written agreements with us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Based upon a review of filings made with the SEC, all officers and directors are in compliance with their reporting obligations under section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.       EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table

Long-Term Compensation
Annual Compensation	Awards	Payouts
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share/Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)

Patrick De Witt President	2003 2002 2001	1,500 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Norm Lee Secretary	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Marcel de Groot President (Resigned)	2003 2002 2001	4,500 6,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have an oral agreement with Mr. De Witt to pay him $500.00 for a 12 month period beginning October 3, 2003 for his services as our president. This agreement replaces the agreement with our former president, Marcel de Groot. Mr. Lee will not receive any compensation for services as our secretary until such time as sufficient revenues are generated from our operations to compensate him.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

Code of Ethics

We have not adopted a Code of Ethics. We intended to adopt one at the conclusion of our public offering. Since we withdraw our public offering, we believe having a Code of Ethics is not necessary at this time.

Audit Committee

We have no defined audit committee. Accordingly, we have no audit committee charter. As such, our board of directors constitutes our audit committee.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We believe the costs associated with retaining an audit committee financial expert is prohibitive at the present time given our financial condition.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares Beneficial Owned	Percentage of Ownership

Patrick De Witt Suite 1600, 777 Dunsmuir Street Vancouver, British Columbia Canada V7Y 1K4	4,500,000	90%

Norm Lee Suite 1600, 777 Dunsmuir Street Vancouver, British Columbia Canada V7Y 1K4	0	0

All Officers and Directors as a Group	4,500,000	90.00%
(2 persons)

Marcel de Groot Suite 1600, 777 Dunsmuir Street Vancouver, British Columbia Canada V7Y 1K4	500,000	10.00%

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, we issued a total of 5,000,000 shares of restricted common stock to Marcel de Groot, our former president in consideration of $50.00. On October 3, 2003 Patrick De Witt, our president, acquired from Marcel de Groot, 4,500,000 shares for the par value price of $0.00001 per share, for a total of $45.00.

In December 2001, Marcel de Groot advanced us $22,000 which will be paid with proceeds from the offering. Mr. de Groot advanced a further $2,750 since that time which will not be repaid with the proceeds from the offering

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2003.

Exhibits

The following exhibits are incorporated by reference from our Form SB-2 registration statement declared effective by the SEC on September 27, 2002, SEC file No. 333-82478:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following exhibits are incorporated by reference from our Form SB-2 registration statement declared effective by the SEC on October 23, 2003, SEC file No. 333-109603:

Exhibit No.	Document Description
10.1	Terms of Agreement with Patrick De Witt

The following exhibits are filed with this report:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	$ 3,200	Manning Elliott
2002	$ 3,500	Manning Elliott

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	$ nil	Manning Elliott
2002	$ nil	Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	$ nil	Manning Elliott
2002	$ nil	Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	$ nil	Manning Elliott
2002	$ nil	Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2004.

CANPRO PLACEMENT SERVICES INC.

By: /s/ Patrick De Witt
Patrick De Witt, President, Principal Executive Officer, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Patrick De Witt Patrick De Witt	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	April 13, 2004

/s/ Norm Lee Norm Lee	Secretary and a member of the Board of Directors	April 13, 2004